Form 10-Q
period 2026-09-30
Inogen Inc
filed 2026-11-09
CIK 1294133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, the registrant had 26,002,082 shares of common stock, par value $0.001 per share, outstanding.

INOGEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inogen, Inc.

Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$81,844	$103,729
Marketable securities	14,996	15,848
Restricted cash	870	1,289
Accounts receivable, net	48,614	34,138
Inventories	29,035	25,969
Prepaid expenses and other current assets	12,392	11,335
Assets of discontinued operations	20,574	32,290
Total current assets	208,325	224,598
Property and equipment, net	8,623	10,063
Goodwill	—	10,698
Intangible assets, net	26,077	30,763
Operating lease right-of-use asset	14,096	16,501
Other assets	7,789	6,002
Total assets	$264,910	$298,625
Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$40,684	$32,602
Accrued payroll	11,931	9,397
Warranty reserve - current	9,969	10,116
Operating lease liability - current	3,258	3,163
Deferred revenue - current	4,423	3,217
Income tax payable	—	183
Liabilities of discontinued operations	—	4,857
Total current liabilities	70,265	63,535
Long-term liabilities
Warranty reserve - noncurrent	16,939	18,194
Operating lease liability - noncurrent	11,675	14,313
Deferred revenue - noncurrent	2,592	3,603
Deferred tax liability	6,450	6,749
Total liabilities	107,921	106,394
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value per share; 200,000,000 shares authorized; 26,196,782 and 27,232,350 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	26	27
Additional paid-in capital	357,860	363,545
Accumulated deficit	(203,913)	(175,584)
Accumulated other comprehensive income	3,016	4,243
Total stockholders' equity	156,989	192,231
Total liabilities and stockholders' equity	$264,910	$298,625

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

(amounts in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	77,193	79,090	233,122	226,732
Cost of revenue	43,185	42,925	128,311	124,477
Gross profit	34,008	36,165	104,811	102,255
Operating expense
Research and development	5,404	4,840	16,372	14,083
Sales and marketing	18,885	20,629	60,372	61,250
General and administrative	14,744	16,131	45,974	45,378
Impairment charge	10,559	—	10,559	—
Total operating expense	49,592	41,600	133,277	120,711
Loss from operations	(15,584)	(5,435)	(28,466)	(18,456)
Other income
Interest income, net	870	1,070	2,611	3,222
Other income, net	73	606	262	1,663
Total other income, net	943	1,676	2,873	4,885
Loss from continuing operations before provision (benefit) for income taxes	(14,641)	(3,759)	(25,593)	(13,571)
Provision (benefit) for income taxes	153	(146)	(175)	(396)
Loss from continuing operations	(14,794)	(3,613)	(25,418)	(13,175)
Loss from discontinued operations, net of tax	(1,361)	(1,681)	(2,911)	(2,445)
Net loss	(16,155)	(5,294)	(28,329)	(15,620)
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustment	(18)	(16)	(1,213)	5,765
Change in net unrealized gains (losses) on foreign currency hedging	31	1,442	(22)	746
Less: reclassification adjustment for net (gains) losses included in net loss	(6)	(652)	69	(1,391)
Total net change in unrealized (gains) losses on foreign currency hedging	25	790	47	(645)
Change in net unrealized (losses) gains on marketable securities	(67)	23	(61)	65
Total other comprehensive (loss) income, net of tax	(60)	797	(1,227)	5,185
Comprehensive loss	$(16,215)	$(4,497)	$(29,556)	$(10,435)

Basic loss per share attributable to common stockholders:
Continuing operations	$(0.56)	$(0.13)	$(0.94)	$(0.50)
Discontinued operations	(0.05)	(0.06)	(0.11)	(0.09)
Total basic loss per share	$(0.61)	$(0.20)	$(1.05)	$(0.59)
Diluted loss per share attributable to common stockholders:
Continuing operations	$(0.56)	$(0.13)	$(0.94)	$(0.50)
Discontinued operations	(0.05)	(0.06)	(0.11)	(0.09)
Total diluted loss per share	$(0.61)	$(0.20)	$(1.05)	$(0.59)
Weighted average number of shares outstanding :
Basic shares of common stock	26,461,344	27,075,637	26,939,805	26,407,849
Diluted shares of common stock	26,461,344	27,075,637	26,939,805	26,407,849

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(amounts in thousands, except share amounts)

	Three months ended September 30, 2026 and September 30, 2025
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, June 30, 2025	27,040,390	$27	$359,740	$(163,163)	$2,887	$199,491
Stock-based compensation	—	—	1,763	—	—	1,763
Stock issued	116,135	—	482	—	—	482
Tax withholding related to vesting of restricted stock units	(8,043)	—	(64)	—	—	(64)
Net loss	—	—	—	(5,294)	—	(5,294)
Other comprehensive income	—	—	—	—	797	797
Balance, September 30, 2025	27,148,482	$27	$361,921	$(168,457)	$3,684	$197,175

Balance, June 30, 2026	26,730,437	$27	$359,519	$(187,758)	$3,076	$174,864
Stock-based compensation	—	—	1,779	—	—	1,779
Stock issued	116,716	—	356	—	—	356
Tax withholding related to vesting of restricted stock units	(8,671)	—	(46)	—	—	(46)
Repurchases of common stock	(641,700)	(1)	(3,748)	—	—	(3,749)
Net loss	—	—	—	(16,155)	—	(16,155)
Other comprehensive loss	—	—	—	—	(60)	(60)
Balance, September 30, 2026	26,196,782	$26	$357,860	$(203,913)	$3,016	$156,989

	Nine months ended September 30, 2026 and September 30, 2025
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity
Balance, December 31, 2024	23,902,338	$24	$328,174	$(152,837)	$(1,501)	$173,860
Stock-based compensation	—	—	6,203	—	—	6,203
Stock issued	696,138	—	971	—	—	971
Tax withholding related to vesting of restricted stock units	(76,419)	—	(634)	—	—	(634)
Issuance of common stock from securities purchase agreement	2,626,425	3	27,207	—	—	27,210
Net loss	—	—	—	(15,620)	—	(15,620)
Other comprehensive income	—	—	—	—	5,185	5,185
Balance, September 30, 2025	27,148,482	$27	$361,921	$(168,457)	$3,684	$197,175

Balance, December 31, 2025	27,232,350	$27	$363,545	$(175,584)	$4,243	$192,231
Stock-based compensation	—	—	5,500	—	—	5,500
Stock issued	861,932	—	729	—	—	729
Tax withholding related to vesting of restricted stock units	(110,650)	—	(668)	—	—	(668)
Repurchases of common stock	(1,786,850)	(1)	(11,246)	—	—	(11,247)
Net loss	—	—	—	(28,329)	—	(28,329)
Other comprehensive loss	—	—	—	—	(1,227)	(1,227)
Balance, September 30, 2026	26,196,782	$26	$357,860	$(203,913)	$3,016	$156,989

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(28,329)	$(15,620)
Loss from discontinued operations, net of tax	(2,911)	(2,445)
Loss from continuing operations	(25,418)	(13,175)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	6,609	6,609
Provision for sales revenue returns and doubtful accounts	5,217	4,866
Provision for inventory losses	941	721
Stock-based compensation expense	5,417	6,123
Impairment charge	10,559	—
Deferred income taxes	(72)	30
Other	(117)	286
Changes in operating assets and liabilities:
Accounts receivable	(15,565)	(14,572)
Inventories	(7,118)	65
Prepaid expenses and other current assets	178	1,061
Operating lease right-of-use asset	2,433	2,470
Other noncurrent assets	1,427	1,299
Accounts payable and accrued expenses	6,771	4,359
Accrued payroll	1,371	(7,164)
Warranty reserve	(1,402)	1,515
Deferred revenue	(2,090)	(2,368)
Income tax payable	(180)	(138)
Operating lease liability	(2,571)	(2,563)
Earnout liability	—	(9,822)
Net cash used in operating activities of continuing operations	(13,610)	(20,398)
Net cash provided by operating activities of discontinued operations	5,401	10,125
Net cash used in operating activities	(8,209)	(10,273)
Cash flows from investing activities
Purchases of available-for-sale securities	(20,878)	(22,682)
Maturities of available-for-sale securities	21,669	6,000
Investment in property and equipment	(1,201)	(1,544)
Net cash used in investing activities of continuing operations	(410)	(18,226)
Net cash used in investing activities of discontinued operations	(2,504)	(6,467)
Net cash used in investing activities	(2,914)	(24,693)
(continued on next page)

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from financing activities
Proceeds from employee stock purchases	729	971
Payment of employment taxes related to vesting of restricted stock units	(668)	(634)
Repurchases of common stock	(11,247)	—
Payments of accrued earnout	—	(3,178)
Proceeds from issuance of common stock from securities purchase agreement	—	27,210
Net cash (used in) provided by financing activities	(11,186)	24,369
Effect of exchange rates on cash	5	939
Net decrease in cash, cash equivalents, and restricted cash	(22,304)	(9,658)
Cash, cash equivalents, and restricted cash, beginning of period	105,018	117,415
Cash, cash equivalents, and restricted cash, end of period	$82,714	$107,757

Supplemental disclosures of cash flow information
Cash paid during the period for income taxes, net of refunds received	$497	$318
Supplemental disclosure of non-cash transactions
Property and equipment in accounts payable and accrued expenses	208	154

See accompanying condensed notes to the consolidated financial statements.

Inogen, Inc.

Condensed Notes to the Consolidated Financial Statements

(unaudited)

(amounts in thousands, except share and per share amounts)

1. Business overview

Inogen, Inc., or the Company, is a medical technology company focused on the development, manufacture, and commercialization of respiratory products, including portable and stationary oxygen concentrators, airway clearance devices, and continuous positive airway pressure, or CPAP, masks for the treatment of chronic respiratory conditions. The Company's portfolio includes portable oxygen concentrator systems designed to optimize output, weight, sound levels, and battery life, as well as stationary oxygen concentrators, the Simeox airway clearance system, and Aurora CPAP masks. Following the sale of its United States oxygen rental business on November 2, 2026 (see Note 3), the Company no longer provides oxygen rental services. The Company maintains a broad network of patients, prescribers, providers, and distribution partners.

The Company generates the majority of its revenue from the sale of portable oxygen concentrator systems and related accessories to patients, home healthcare providers, resellers, and distributors. The Company's products are marketed in the United States through direct-to-consumer and prescriber, as well as through business-to-business partnerships, and internationally through distributors and medical equipment providers. The Company's product offerings include multiple configurations of its Inogen One, Rove, At Home, and Voxi systems, in addition to Simeox and Aurora products and related accessories.

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

On September 29, 2026, the Company entered into an Asset Purchase Agreement, or the Purchase Agreement, with Rotech Healthcare Inc., or Rotech, pursuant to which the Company agreed to sell to Rotech certain assets used or held for use solely in the operation of the Company’s United States oxygen rental business, or the Rental Business, and to assist in transferring related patient records, or the Transaction. During the three months ended September 30, 2026, the Company determined that the Rental Business met the held-for-sale and discontinued operations accounting criteria. Accordingly, beginning in the third quarter of 2026, the Company reported the results and the related cash flows of the Rental Business as discontinued operations in the accompanying consolidated statements of comprehensive loss and consolidated statements of cash flows, respectively. The related held-for-sale assets and the remaining assets and liabilities of the Rental Business that are not included in the Transaction described above have been reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets. These changes have been applied to all periods presented.

Unless otherwise noted, amounts and disclosures included in notes to the interim consolidated financial statements relate to the Company's continuing operations. See Note 3 for additional information on discontinued operations.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The results of operations for the three and nine months ended September 30, 2026 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2026. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and stockholders’ equity. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission, or SEC, rules and regulations relating to interim financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2026. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 27, 2026.

Basis of consolidation

The consolidated financial statements include the accounts of Inogen, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Accounting estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates and assumptions upon historical experience, existing and known circumstances, authoritative accounting pronouncements and other factors that management believes to be reasonable. Significant areas requiring the use of management estimates relate to revenue recognition, warranty reserves and expense, determining the stand-alone selling price and service period of performance obligations, rental asset valuations and write-downs, accounts receivable allowances for credit losses and returns, impairment of goodwill, impairment of long-lived assets, stock-based compensation expense, income taxes, fair value of acquired intangible assets, and financing receivable. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to current period financial statements’ presentation. As discussed above in Note 2, the Company determined that the Rental Business met the held-for-sale and discontinued operations accounting criteria and for comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis.

Recently issued accounting pronouncements not yet adopted

There have been no changes to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2025 Annual Report on Form 10-K.

3. Discontinued Operations

During the three months ended September 30, 2026, the Company determined that the Rental Business met the held-for-sale and discontinued operations accounting criteria as discussed above in Note 2.

On November 2, 2026, the Company completed the Transaction in consideration for an aggregate purchase price of up to $24,800, payable in six installments commencing on January 4, 2027 and subject to a post-closing reconciliation based on the actual assets transferred and administrative fees for patient transfers completed following the closing of the Transaction. The estimated gain or loss on disposal, together with the results of operations of the Rental Business through the closing date of the Transaction, will be reported in income (loss) from discontinued operations, net of tax in the consolidated statements of comprehensive loss in the fourth quarter of 2026.

Summarized Discontinued Operations Financial Information

The following table summarizes the major line items for the Rental Business that are included in loss from discontinued operations, net of tax in the consolidated statements of comprehensive loss for each of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Rental revenue	$11,313	$13,300	$35,578	$40,215
Cost of rental revenue	6,935	8,149	20,867	23,441
Gross profit	4,378	5,151	14,711	16,774
Operating expense
Sales and marketing	3,817	4,810	11,758	13,336
General and administrative	1,922	2,022	5,864	5,883
Total operating expense	5,739	6,832	17,622	19,219
Loss from discontinued operations, net of tax	$(1,361)	$(1,681)	$(2,911)	$(2,445)

The following table summarizes the carrying amounts of major classes of assets and liabilities for the Rental Business that are included in assets and liabilities of discontinued operations in consolidated balance sheets for each of the periods presented:

	September 30,	December 31,
	2026	2025
Accounts receivable, net	-	4,725
Property and equipment, net	20,574	26,299
Other assets	-	1,266
Total assets	$20,574	$32,290
Accounts payable and accrued expenses	$-	$2,571
Deferred revenue	-	2,286
Total liabilities	$-	$4,857

Assets and liabilities of discontinued operations retained by the Company represent accounts receivable, net, other assets, accounts payable and accrued expenses, and deferred revenue.

4. Fair value measurements

Cash, cash equivalents, marketable securities, and restricted cash

The following table summarizes fair value measurements by level for the assets measured at fair value on a recurring basis for cash, cash equivalents, marketable securities, and restricted cash:

	As of September 30, 2026
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable	Restricted
	cost	losses	Fair value	equivalents	securities	cash
Cash	$19,845	$—	$19,845	$19,845	$—	$—
Level 1:
Money market accounts	35,964	—	35,964	35,094	—	870

Level 2:
Corporate bonds	2,558	(10)	2,548	—	2,548	—
U.S. Treasury securities	12,477	(29)	12,448	—	12,448	—
Institutional Insured Liquidity Deposit Savings	26,905	—	26,905	26,905	—	—
Total	$97,749	$(39)	$97,710	$81,844	$14,996	$870

	As of December 31, 2025
		Gross		Cash
	Adjusted	unrealized		and cash	Marketable	Restricted
	cost	gains	Fair value	equivalents	securities	cash
Cash	$27,858	$—	$27,858	$27,858	$—	$—
Level 1:
Money market accounts	49,453	—	49,453	48,164	—	1,289

Level 2:
Corporate bonds	7,221	6	7,227	—	7,227	—
U.S. Treasury securities	10,098	17	10,115	1,494	8,621	—
Institutional Insured Liquidity Deposit Savings	26,213	—	26,213	26,213	—	—
Total	$120,843	$23	$120,866	$103,729	$15,848	$1,289

Derivative instruments and hedging activities

The Company records the assets or liabilities associated with derivative instruments and hedging activities at fair value based on Level 2 inputs in prepaid expenses and other current assets or accounts payable and accrued expenses, respectively, in the consolidated balance sheets. The Company had a related receivable of $247 and payable of $373 as of September 30, 2026 and December 31, 2025, respectively.

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Unrealized	Accumulated
	currency	gains (losses)	gains	other
	translation	on marketable	on cash	comprehensive
	adjustments	securities	flow hedges	income (loss)
Balance as of December 31, 2025	$4,221	$22	$—	$4,243
Other comprehensive (loss) income	(1,213)	(61)	47	(1,227)
Balance as of September 30, 2026	$3,008	$(39)	$47	$3,016

Comprehensive income (loss) is the total net earnings and all other non-owner changes in equity. Except for net loss, unrealized gains and losses on cash flow hedges, and unrealized gains and losses on marketable securities, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss).

5. Balance sheet components

Restricted cash

The Company's restricted cash is a legally restricted deposit held as a compensating balance against its corporate credit card balances.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheet that are shown in aggregate in the accompanying consolidated statement of cash flows:

	September 30,	September 30,
	2026	2025
Cash and cash equivalents	$81,844	$106,476
Restricted cash	870	1,281
Total cash, cash equivalents, and restricted cash	$82,714	$107,757

Accounts receivable allowances for credit losses and returns

Net accounts receivable (gross accounts receivable, net of allowances) balance concentrations by major category as of September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
Net accounts receivable	2026	2025
Rental (1)	$4,952	$-
Business-to-business and other receivables	43,662	34,138
Total net accounts receivable	$48,614	$34,138

(1) Rental includes Medicare, Medicaid/other government, private insurance, and patient pay.

The following table sets forth the accounts receivable allowances as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
Allowances - accounts receivable	2026	2025
Credit losses	$325	$60
Sales returns	330	418
Total allowances - accounts receivable	$655	$478

Concentration of customers and vendors

The Company primarily sells its products to traditional home medical equipment providers, distributors, and resellers in the United States and in foreign countries on a credit basis. The Company also sells its products direct-to-consumers primarily on a prepayment basis. One customer represented more than 10% of the Company's total revenue for the three and nine months ended September 30, 2026 and 2025. No customer represented more than 10% of the Company’s net accounts receivable balance as of September 30, 2026 and December 31, 2025.

The Company currently purchases raw materials from a limited number of vendors, which resulted in a concentration of three major vendors. For the nine months ended September 30, 2026, the Company’s three major vendors accounted for 13.9%, 13.9%, and 10.1% of total raw material purchases, respectively. For the nine months ended September 30, 2025, the Company’s three major vendors accounted for 18.2%, 11.2%, and 10.2% of total raw material purchases, respectively.

A portion of revenue is earned from sales outside the United States. Approximately 76.2% and 79.2% of international revenue for the three months ended September 30, 2026 and 2025, respectively, were invoiced in Euros. Approximately 79.2% and 78.1% of international revenue for the nine months ended September 30, 2026 and 2025, respectively, were invoiced in Euros. A breakdown of the Company’s revenue from U.S. and international sources for the three and nine months ended September 30, 2026 and 2025, respectively, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
U.S. revenue	$42,249	$40,687	$119,257	$120,421
International revenue	34,944	38,403	113,865	106,311
Total revenue	$77,193	$79,090	$233,122	$226,732

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out, or FIFO, method. The Company records adjustments to inventory for potentially excess, obsolete, slow-moving or impaired items, and losses on firm purchase commitments as a component of cost of sales in the consolidated statements of comprehensive loss. The Company recorded noncurrent inventory related to inventories that are expected to be realized or consumed after one year of $4,183 and $966 as of September 30, 2026 and December 31, 2025, respectively. Noncurrent inventories are primarily related to raw materials purchased in bulk to support long-term expected repairs to reduce costs and are classified in other assets. Inventories that are considered current consist of the following:

	September 30,	December 31,
	2026	2025
Raw materials and work-in-progress	$16,787	$14,945
Finished goods	12,248	11,024
Inventories	$29,035	$25,969

Property and equipment

Expenditures for additions, improvements and replacements are capitalized and depreciated to a salvage value of $0. Depreciation and amortization expense for property and equipment was $876 and $970 for the three months ended September 30, 2026 and 2025, respectively, and $2,826 and $2,976 for the nine months ended September 30, 2026 and 2025, respectively. Accumulated depreciation and amortization for property and equipment was $17,953 and $15,863 as of September 30, 2026 and December 31, 2025, respectively.

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification, or ASC, 360 — Property, Plant, and Equipment. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairments were recorded for the nine months ended September 30, 2026 and 2025.

Goodwill and other identifiable intangible assets

Goodwill

In August 2026, the Company experienced a decline in its public stock price that resulted in its market capitalization falling below its carrying amount (stockholders' equity). This decline was deemed by management to be other than temporary as the quarter progressed, requiring a quantitative analysis to be performed during the quarter ended September 30, 2026. The Company used a discounted cash flow analysis based on Level 3 inputs and determined that the goodwill carrying amount exceeded its fair value and, as a result, an impairment charge of $10,559 was recorded for the three months ended September 30, 2026.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 were as follows:

Balance as of December 31, 2025 (1)	$10,698
Impairment charge	(10,559)
Translation adjustment	(139)
Balance as of September 30, 2026 (1)	$—

(1) Includes $43,453 and $32,894 of accumulated impairment losses as of September 30, 2026 and December 31, 2025, respectively.

Intangible assets

Intangible assets as of September 30, 2026 and December 31, 2025 consisted of the following:

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
September 30, 2026	(in years)	amount	amortization	Net amount
Developed technology	10	$34,226	$10,410	$23,816
Licenses	10	159	159	—
Patents and websites	5	3,775	3,775	—
Customer relationships	4-10	3,056	1,877	1,179
Trade name	4	212	161	51
Commercials	3	494	494	—
Internally developed software	3	3,707	2,676	1,031
Total		$45,629	$19,552	$26,077

	Average
	estimated	Gross
	useful lives	carrying	Accumulated
December 31, 2025	(in years)	amount	amortization	Net amount
Developed technology	10	$35,424	$8,118	$27,306
Licenses	10	159	159	—
Patents and websites	5	3,775	3,771	4
Customer relationships	4-10	3,165	1,811	1,354
Trade name	4	219	126	93
Commercials	3	494	446	48
Internally developed software	3	3,707	1,749	1,958
Total		$46,943	$16,180	$30,763

Annual estimated amortization expense for each of the succeeding fiscal years is as follows:

September 30,
2026
Remaining 3 months of 2026	$1,220
2027	4,256
2028	3,689
2029	3,592
2030	3,474
Thereafter	9,846
Total	$26,077

Current liabilities

Accounts payable and accrued expenses as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025
Accounts payable	$26,457	$19,747
Accrued inventory (in-transit and unvouchered receipts) and trade payables	12,628	8,394
Accrued loss on purchase commitments	147	427
Forward contract payable	—	373
Other accrued expenses	1,452	3,661
Total accounts payable and accrued expenses	$40,684	$32,602

Accrued payroll as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025
Accrued bonuses	$3,210	$3,366
Accrued wages and payroll taxes	4,578	2,301
Accrued vacation	4,055	3,244
Other accrued payroll expenses	88	486
Total accrued payroll	$11,931	$9,397

6. Leases

The Company has entered into operating leases primarily for commercial buildings. These leases have terms that range from two years to 11 years, some of which include options to extend the leases for up to five years. Rent expense, including short-term lease cost, was $982 and $972 for the three months ended September 30, 2026 and 2025, respectively, and $2,931 and $2,888 for the nine months ended September 30, 2026 and 2025, respectively.

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

Lease payments assumed by the Assignee are:

Payments due in the 12-month period ending September 30,
2027	$1,136
2028	1,136
2029	1,136
2030	1,136
2031 and thereafter	757
Total	$5,301

Information related to the Company's right-of-use assets and related operating lease liabilities were as follows:

	Nine months ended
	September 30,
	2026	2025
Cash paid for operating lease liabilities	$2,956	$2,868
Operating lease cost	2,828	2,796
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	41	1,327
Weighted-average remaining lease term	2.9 years	3.3 years
Weighted-average discount rate	7.1%	6.6%

Maturities of lease liabilities due in the 12-month period ending September 30,
2027	$3,652
2028	3,539
2029	3,331
2030	3,328
2031	2,078
Thereafter	43
15,971
Less imputed interest	(1,038)
Total lease liabilities	$14,933

Operating lease liability - current	$3,258
Operating lease liability - noncurrent	11,675
Total lease liabilities	$14,933

7. Loss per share

Loss per share, or EPS, is computed in accordance with ASC 260 — Earnings per Share and is calculated using the weighted-average number of shares of common stock outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which can include dilution of outstanding stock options and restricted stock units, or RSUs) unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, common stock subject to repurchase by the Company, options, and other dilutive awards are considered to be common stock equivalents and are only included in the calculation of diluted loss per share when their effect is dilutive.

Basic loss per share is calculated using the Company's weighted-average outstanding shares of common stock. Diluted loss per share is calculated using the Company's weighted-average outstanding shares of common stock including the dilutive effect of stock awards as determined under the treasury stock method.

The computation of EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator—basic and diluted:
Loss from continuing operations	$(14,794)	$(3,613)	$(25,418)	$(13,175)
Loss from discontinued operations, net of tax	(1,361)	(1,681)	(2,911)	(2,445)
Net loss	$(16,155)	$(5,294)	$(28,329)	(15,620)

Denominator:
Weighted average shares outstanding - basic shares of common stock (1)	26,461,344	27,075,637	26,939,805	26,407,849
Weighted average shares outstanding - diluted shares of common stock	26,461,344	27,075,637	26,939,805	26,407,849

Basic loss per share attributable to common stockholders:
Continuing operations	$(0.56)	$(0.13)	$(0.94)	$(0.50)
Discontinued operations	(0.05)	(0.06)	(0.11)	(0.09)
Total basic loss per share	$(0.61)	$(0.20)	$(1.05)	$(0.59)

Diluted loss per share attributable to common stockholders: (2)
Continuing operations	$(0.56)	$(0.13)	$(0.94)	$(0.50)
Discontinued operations	$(0.05)	$(0.06)	$(0.11)	$(0.09)
Total diluted loss per share	$(0.61)	$(0.20)	$(1.05)	$(0.59)

Denominator calculation from basic to diluted:
Weighted average shares outstanding - basic shares of common stock (1)	26,461,344	27,075,637	26,939,805	26,407,849
Other dilutive awards	363,092	532,039	420,733	530,947
Weighted average shares outstanding - diluted shares of common stock	26,824,436	27,607,676	27,360,538	26,938,796

Shares excluded from diluted weighted average shares outstanding:
RSUs	1,290,575	571,659	1,287,120	554,921

(1) Unvested RSUs are not included as shares outstanding in the calculation of basic earnings per share. Vested RSUs are included in basic earnings per share if all vesting and performance criteria have been met. Performance-based RSUs are included in the number of shares used to calculate diluted earnings per share as long as all applicable performance criteria are met, and their effect is dilutive.

(2) Due to net losses for the three and nine months ended September 30, 2026 and September 30, 2025, diluted loss per share is the same as basic loss per share.

8. Income taxes

The Company accounts for income taxes in accordance with ASC 740 — Income Taxes. Under ASC 740, income taxes are recognized for the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2025, the Company recorded a full valuation allowance of $70,474. As of September 30, 2026, the Company continued to record a valuation allowance against its domestic and certain foreign deferred tax assets.

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

9. Stockholders’ equity

The Company has a 2014 Equity Incentive Plan, or the 2014 Plan, under which the Company granted RSUs, restricted stock awards, performance units, performance shares, and options to purchase shares of its common stock. As of September 30, 2026, no awards with respect to shares of the Company’s common stock were outstanding under the 2014 Plan.

The Company has an Amended and Restated 2023 Equity Incentive Plan, or the 2023 Plan, that provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any parent and subsidiary corporation’s employees, and for the grant of nonstatutory stock options, restricted stock, RSUs, restricted stock awards, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. As of September 30, 2026, awards with respect to 2,564,502 shares of the Company's common stock were outstanding, and 1,656,570 shares of common stock remained available for issuance under the 2023 Plan.

During the first nine months of 2026, the Company granted RSUs to induce three employees to accept employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The RSUs, which were not granted under the 2023 Plan, cover an aggregate of up to 411,897 shares of common stock, comprised of (i) 261,897 time-based RSUs that will vest over a three-year service period, and (ii) up to 150,000 performance-based RSUs that will vest based on the Company's achievement of specified performance goals.

The Company previously granted RSUs to induce an employee to accept employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). As of September 30, 2026, no awards with respect to shares of the Company's common stock were outstanding pursuant to such inducement grant.

Stock incentive awards

The Company grants RSUs under the 2023 Plan and also made inducement grants of RSUs outside the 2023 Plan in the first nine months of 2026. All such RSUs vest either based solely on the satisfaction of time-based service conditions or on the satisfaction of time-based service conditions combined with performance criteria. RSUs are subject to forfeiture if the holder’s services to the Company terminate before vesting.

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

RSU activity for the nine months ended September 30, 2026 is summarized below:

				Weighted-
				average
				grant
		Performance		date fair
		and		value
	Time-based	time-based	Total	per share
Unvested RSUs as of December 31, 2025	1,494,415	1,177,278	2,671,693	$8.58
Granted	933,319	698,250	1,631,569	6.65
Vested	(640,726)	(70,607)	(711,333)	7.94
Forfeited/canceled	(251,280)	(364,250)	(615,530)	8.39
Unvested RSUs as of September 30, 2026 (1)	1,535,728	1,440,671	2,976,399	$7.69
Unvested and expected to vest RSUs outstanding as of September 30, 2026			2,016,476	$7.65

(1) Outstanding RSUs are based on the maximum payout of the targeted number of shares.

As of September 30, 2026, the unrecognized compensation cost related to unvested employee RSUs was $10,013, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.9 years.

Employee stock purchase plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, provides all eligible employees the option to purchase shares of the Company’s common stock at a discount through payroll deductions. The expense recognized for shares purchased under the ESPP is equal to the 15% discount the employee receives. As of September 30, 2026, a total of 652,885 shares of common stock were available for future purchase under the ESPP. In the first quarter of 2026, an additional 179,069 shares of common stock were reserved for issuance pursuant to future ESPP purchases as a result of the annual evergreen increase under the ESPP.

Stock-based compensation

Stock-based compensation expense recognized for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock-based compensation expense by type of award:
RSUs	$1,690	$1,665	$5,200	$5,826
Employee stock purchase plan	68	70	217	297
Total stock-based compensation expense	$1,758	$1,735	$5,417	$6,123

Stock-based compensation expense was calculated based on awards of RSUs expected to vest based on the Company’s historical award cancellations. ASC 718 — Compensation-Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three and nine months ended September 30, 2026 and 2025, respectively, stock-based compensation expense recognized under ASC 718, included in cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of revenue	$97	$135	$351	$431
Research and development	127	72	397	236
Sales and marketing	147	171	246	548
General and administrative	1,387	1,357	4,423	4,908
Total stock-based compensation expense	$1,758	$1,735	$5,417	$6,123

Share repurchase program

In February 2026, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $30,000 of its outstanding common stock. The program expires on December 31, 2027, or when the maximum authorized dollar amount has been utilized, whichever occurs first. Repurchases under the program may be made from time to time through open market purchases at prevailing market prices, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, including through Rule 10b5-1 trading plans. The share repurchase program does not obligate the Company to make any repurchases and may be modified, suspended, or terminated by the Company at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. During the nine months ended September 30, 2026, the Company repurchased and subsequently retired 1,786,850 shares of common stock at an average purchase price per share of $6.29, inclusive of broker commissions, for an aggregate purchase price of $11,247. As of September 30, 2026, the Company had $18,753 remaining under its share repurchase program.

As further described in Note 13, effective November 2, 2026, the Company amended its share repurchase program to increase the aggregate repurchase authorization to $45,000 and extended the program’s expiration date to June 30, 2028. All other terms of the program remain unchanged.

10. Commitments and contingencies

Purchase obligations

The Company had approximately $68,945 of outstanding purchase orders due within one year with its outside vendors and suppliers as of September 30, 2026. The Company had $147 and $427 accrued within accounts payable and other accrued expenses in the consolidated balance sheet as of September 30, 2026 and December 31, 2025, respectively, related to estimated losses for firm commitment contractual obligations under these agreements. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

Warranty obligation

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine-month and 12-month periods ended September 30, 2026 and December 31, 2025, respectively:

	September 30,	December 31,
	2026	2025
Product warranty liability at beginning of period	$28,310	$26,086
Accruals for warranties issued	10,624	15,227
Adjustments related to preexisting warranties (including changes in estimates)	(4,761)	(3,949)
Settlements made (in cash or in kind)	(7,265)	(9,054)
Product warranty liability at end of period	$26,908	$28,310

Contract liabilities

Contract liabilities primarily consist of short- and long-term deferred revenue related to lifetime warranties on direct-to-consumer sales revenue when cash payments are received in advance of services performed under the contract. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchase. The decrease in deferred revenue related to lifetime warranties for the nine months ended September 30, 2026 was primarily driven by $2,546 of revenue recognized that was included in the deferred revenue balances as of December 31, 2025, partially offset by $673 of payments received in advance of satisfying performance obligations. Deferred revenue related to lifetime warranties was $4,947 and $6,820 as of September 30, 2026 and December 31, 2025, respectively, and is classified within deferred revenue - current and deferred revenue - noncurrent in the consolidated balance sheets.

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

Legal proceedings

The Company is party to various legal proceedings and investigations arising in the normal course of business. The Company carries insurance, subject to specified deductibles under the policies, to protect against losses from certain types of legal claims. At this time, the Company does not anticipate that any of these proceedings arising in the normal course of business will have a material adverse effect on the Company’s business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

11. Foreign currency exchange contracts and hedging

As of September 30, 2026, the Company’s total non-designated and designated derivative contracts had notional amounts totaling approximately $27,843 and $1,275, respectively. As of September 30, 2025, the Company's total non-designated and designated derivative contracts had notional amounts totaling approximately $1,550 and $6,217, respectively. These contracts were comprised of offsetting contracts with the same counterparty, and each expires within two months. During the nine months ended September 30, 2026, these contracts had, net of tax, an unrealized gain of $47. During the nine months ended September 30, 2025, these contracts had, net of tax, an unrealized loss of $645.

The nonperformance risk of the Company and the counterparty did not have a material impact on the fair value of the derivatives. During the nine months ended September 30, 2026, there were no ineffective portions relating to these hedges and the hedges remained effective through their respective settlement dates. During the nine months ended September 30, 2025, there were no ineffective portions related to these hedges. As of September 30, 2026, the Company had two designated hedges and four non-designated hedges. As of September 30, 2025, the Company had three designated hedges and one non-designated hedge.

See Note 4, Fair value measurements, for the fair value and location of these instruments in the consolidated balance sheets.

12. Segments

Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is regularly evaluated by the Company's chief operating decision makers, or CODM. Based on the criteria established by ASC 280 — Segment Reporting, the Company’s CODM has been identified as the executive leadership team, or ELT, which includes the Chief Executive Officer and the Chief Financial Officer. The ELT reviews a monthly executive reporting package based on consolidated results of the Company when making decisions about allocating resources and assessing performance. The Company determined that it operates and reports in only one operating and reportable segment. The CODM assesses performance for the one operating and reportable segment and decides how to allocate resources based on the segment profit or loss measure, net loss from continuing operations. The measure of segment assets is reported on the balance sheet as “total assets.” The CODM uses net loss from continuing operations predominantly in the annual budget and forecasting process and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources. Net loss from continuing operations for the Company’s one operating and reportable segment is reported on the consolidated statements of comprehensive loss. The Company evaluated the monthly executive reporting package and did not identify any significant or other expenses for disclosure that are not already presented on the consolidated statements of comprehensive loss. Segment information is presented on a continuing-operations basis and excludes the rental business classified as discontinued operations. Comparative-period segment information has been recast to conform to the current-period presentation. See Note 3, Discontinued Operations.

13. Subsequent Events

On September 28, 2026, the Company’s Board of Directors approved an amendment to the Company’s existing share repurchase program as described in Note 9. The amendment became effective upon the closing of the Transaction on November 2, 2026, increasing the aggregate repurchase authorization to $45,000 and extending the program’s expiration date to June 30, 2028. All other terms of the program remain unchanged.

On November 2, 2026, the Company completed the Transaction for an aggregate purchase price of up to $24,800, payable in six installments commencing on January 4, 2027 and subject to a post-closing reconciliation. See Note 3 for additional information.

On November 5, 2026, subsequent to September 30, 2026, the Company's Board of Directors approved a cost reduction program designed to align the Company's cost structure and organizational resources with its go-forward operations following the divestiture of its U.S. rental business. The program is expected to include initiatives intended to reduce operating costs, prioritize investments and improve organizational efficiency. The Company expects the program to be substantially completed by the end of 2027.

The Company expects the program to generate approximately $20,000 of annualized cost savings, with approximately half of the savings to be realized in the fourth quarter of 2026 and the remainder throughout 2027. The Company is currently evaluating the charges expected to be incurred in connection with the program, including employee severance and other termination-related costs, facility-related costs and other costs associated with implementing the program, and is unable to reasonably estimate the amount or range of such charges and associated cash expenditures at this time. Because the program was approved subsequent to September 30, 2026, no amounts associated with the program have been recognized in the Company's consolidated financial statements as of September 30, 2026.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section entitled “Risk Factors” of our Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q filed with the SEC. Forward-looking statements include, but are not limited to, statements concerning the following:

•
information concerning our possible or assumed future cash flows, revenue, sources of revenue, results of operations, and operating and other expenses;
•
the impact of expense inflation on the components we use in our products, and the impact of inflation on the ability of our customers to afford our products;
•
the potential for future supply chain constraints;
•
our ability to develop new products, improve our existing products, and increase the value of our products;
•
our expectations regarding the timing of new products and product improvement launches as well as product features and specifications;
•
our ability to achieve the anticipated benefits of the sale of our Rental Business (defined below);
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
•
our internal control environment;
•
the effects of seasonal trends on our results of operations and estimated hiring plans; and

•
our expectation that our existing capital resources and the cash to be generated from expected sales will be sufficient to meet our projected operating and investing requirements for at least the next 12 months.

Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the sections entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC on February 27, 2026 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 filed with the SEC on May 8, 2026 and August 7, 2026, respectively. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

“AURORA,” “Inogen,” “Inogen One,” “Inogen One G3,” “G4,” “G5,” “Oxygen.Anytime.Anywhere,” “Intelligent Delivery Technology,” “Inogen At Home,” “Inogen Rove,” “Inogen Rove 4,” “Rove,” “Inogen Rove 6”, the Inogen design and “VOXI”, are registered trademarks with the United States Patent and Trademark Office of Inogen, Inc. We own trademark registrations for the mark “Inogen” in Argentina, Australia, Bermuda, Canada, Chile, China, Colombia, Ecuador, Hong Kong, South Korea, Malaysia, Mexico, Europe (European Union Registration), the United Kingdom, Iceland, India, Indonesia, Israel, Japan, Kuwait, New Zealand, Norway, Dominican Republic, Paraguay, Peru, Philippines, Turkey, Singapore, South Africa, Switzerland, the UAE, Uruguay, and Vietnam. We own a pending application for the mark “Inogen” in Thailand. We own a trademark registration for the mark “イノジェン” in Japan. We own trademark registrations for the marks “印诺真” and “艾诺根” in China. We own trademark registrations for the mark “Inogen One” in Australia, Canada, China, South Korea, Mexico, Europe (European Union Registration), and the United Kingdom. We own a trademark registration for the mark “Satellite Conserver” in Canada. We own trademark registrations for the mark “Inogen At Home” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G4” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the marks “Inogen Rove 4” and “Inogen Rove 6” in Europe (European Union Registration) and the United Kingdom. We own trademark registrations for the mark “G5” in Europe (European Union Registration) and the United Kingdom. We own pending applications for the marks “Inogen Rove 4” and “Inogen Rove 6” in Canada. We own trademark registrations for the mark “Rove” in Argentina, Australia, China, Colombia, Europe (European Union Registration), India, Indonesia, Mexico, Saudi Arabia, South Korea, and the United Kingdom. We own a pending application for the mark “Rove” in Canada. We own trademark registrations for the mark “Inogen Rove” in Argentina, Australia, Brazil, China, Colombia, Europe (European Union Registration), India, Indonesia, Mexico, Saudi Arabia, South Korea, and the United Kingdom. We own a pending application for the mark “Inogen Rove” in Canada. We own trademark registrations for the Inogen design in Bolivia and China. We own a trademark registration for the mark “إنوجن” in Saudi Arabia. We own a pending application for the Inogen One G5 design in Brazil. We own a trademark registration for “Inogen Simeox” in China. We own a trademark registration for the mark “VOXI” in Europe (European Union Registration). We own a trademark registration for AURORA in Europe (European Union Registration). Other service marks, trademarks, and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. “PHYSIOASSIST,” the Physio-Assist logo, “SIMEOX,” and the Pissenlit logo are registered trademarks of Inogen’s wholly-owned subsidiary Physio-Assist. Physio-Assist owns trademark registrations for the mark “PHYSIOASSIST” in Europe (European Union Registration), France, Japan, United Kingdom, and USA. Physio-Assist owns trademark registrations for the Physio-Assist logo in China, Europe (European Union Registration), France, Japan, South Korea, United Kingdom, and USA. Physio-Assist owns trademark registrations for the mark “SIMEOX” in Argentina, Colombia, Europe (European Union Registration), France, Japan, Norway, Russia, Switzerland, United Kingdom, and USA. Physio-Assist owns pending applications for the mark “SIMEOX” in Canada and Mexico. Physio-Assist owns a trademark registration for the Pissenlit logo in France. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we or Physio-Assist will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our consolidated financial statements during the three and nine months ended September 30, 2026 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026.

Recent accounting pronouncements

Information about recently adopted and proposed accounting pronouncements, if applicable, is included in Note 2 to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q under the heading “Recent Accounting Pronouncements Not Yet Adopted” and is incorporated herein by reference.

Macroeconomic environment

While we have worked to improve our global supply chain, challenges and potential disruptions still exist. We have experienced, and may continue to experience, increases in cost and limited availability of certain raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, and increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, interest rates, global conflicts, monetary policy, and changes in tariffs and tax laws could potentially cause new, or exacerbate existing, economic challenges that we may face, including the impact of foreign currency fluctuations on our results of operations, or result in an economic downturn or recession, which could negatively impact our business operations and results. Existing and future potential geopolitical dynamics may create economic, supply chain, energy, and other challenges, including disruptions to business operations, which has impacted, and may in the future negatively impact our business. In addition, tensions and military conflict involving Iran and the broader Middle East region have increased volatility in global shipping and logistics markets, resulting in higher freight, transportation, fuel, and insurance costs, longer transit times, and potential disruptions to key trade routes. In particular, international conflicts and disputes have created and may continue to create instability, including increased transportation and freight expenses, may further result in sanctions, tariffs, and other measures that restrict international trade and may negatively affect our business operations and results.

We continue to monitor the tariffs imposed by the U.S. government, as well as the potential for additional or modified tariffs, and the imposition of tariffs or export controls by other countries. We do not currently expect a material impact to our business from the tariffs in the forms in which they are currently proposed.

For additional information on risk factors that could impact our results, please refer to the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 filed with the SEC on May 8, 2026 and August 7, 2026, respectively.

Overview

We are a medical technology company focused on the development, manufacture, and commercialization of respiratory products, including portable and stationary oxygen concentrators, airway clearance devices, and CPAP masks for the treatment of chronic respiratory conditions. Our portfolio includes portable oxygen concentrator systems designed to optimize output, weight, sound levels, and battery life, as well as stationary oxygen concentrators, the Simeox airway clearance system, and Aurora CPAP masks. Following the sale of our United States oxygen rental business on November 2, 2026, we no longer provide oxygen rental services. We maintain a broad network of patients, prescribers, providers, and distribution partners.

We generate the majority of our revenue from the sale of our portable oxygen concentrator systems and related accessories to patients, home healthcare providers, resellers, and distributors. Our products are marketed in the United States through direct-to-consumer, prescriber, and business-to-business channels, and internationally through distributors and medical equipment providers. Our product offerings include multiple configurations of our Inogen One, Rove, At Home, and Voxi systems, in addition to Simeox and Aurora products and related accessories.

Our strategy is focused on expanding our domestic and international business-to-business channels and improving the productivity of our direct-to-consumer and prescriber sales efforts. We are also investing in research and development and clinical studies to support product innovation and generate clinical and economic evidence to support the value of our products and drive reimbursement and adoption. In addition, we are leveraging partnerships, including our collaboration with Jiangsu Yuyue Medical Equipment & Supply Co., Ltd., or Yuwell, to broaden our product portfolio and support entry into new markets.

We continue to develop and commercialize new products and expand our existing offerings, including advancing the commercialization of Simeox and expanding our CPAP mask and stationary oxygen product lines. We are also pursuing geographic expansion, particularly in Europe and other international markets, supported by our distribution network and manufacturing relationships.

On September 29, 2026, we entered into an Asset Purchase Agreement, or the Purchase Agreement, with Rotech Healthcare Inc., or Rotech, pursuant to which we agreed to sell to Rotech certain assets used or held for use solely in the operation of our United States oxygen rental business, or the Rental Business, and to assist in transferring related patient records, or the Transaction. On November 2, 2026, we completed the Transaction for an aggregate purchase price of up to $24.8 million, payable in six installments commencing on January 4, 2027 and subject to a post-closing reconciliation. During the three months ended September 30, 2026, we determined that the Rental Business met the held-for-sale and discontinued operations accounting criteria. Accordingly, beginning in the third quarter of 2026, we reported the results of the Rental Business and the related cash flows as discontinued operations in the consolidated statements of comprehensive loss and consolidated statements of cash flows, respectively. The related held-for-sale assets and the remaining assets and liabilities of the Rental Business that were not included in the sale have been reported as assets and liabilities of discontinued operations in the consolidated balance sheets. These changes have been applied to all periods presented.

On November 5, 2026, our Board of Directors approved a cost reduction program intended to better align our cost structure and organizational resources with our go-forward operations following the divestiture of our U.S. rental business and with our product strategy. The program is expected to include workforce reductions, facility-related actions, and other cost efficiency initiatives designed to reduce operating expenses and improve organizational efficiency. We expect to substantially complete these actions by the end of 2027.

Unless otherwise noted, amounts, percentages, and discussions included below reflect the results of operations and financial conditions from our continuing operations. See Note 3 to our consolidated financial statements for additional information on discontinued operations.

Results of operations

Comparison of three months ended September 30, 2026 and 2025

Revenue

	Three months ended
	September 30,		Change 2026 vs. 2025
(dollar amounts in thousands)	2026	2025	$	%
Revenue	$77,193	$79,090	$(1,897)	-2.4%

Revenue decreased $1.9 million, or 2.4%, for the three months ended September 30, 2026 from the three months ended September 30, 2025. The decrease was primarily attributable to lower demand in our international markets, partially offset by growth within the U.S. We sold approximately 51,900 portable units during the three months ended September 30, 2026 compared to approximately 49,000 portable units sold during the three months ended September 30, 2025, an increase of 5.9%.

	Three months ended
(dollar amounts in thousands)	September 30,		Change 2026 vs. 2025		% of Revenue
Revenue by geographic region	2026	2025	$	%	2026	2025
U.S. sales	$42,249	$40,687	$1,562	3.8%	54.7%	51.4%
International sales	34,944	38,403	(3,459)	-9.0%	45.3%	48.6%
Total revenue	$77,193	$79,090	$(1,897)	-2.4%	100.0%	100.0%

U.S. sales increased 3.8% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to stronger demand for new products versus the comparable period in 2025.

International sales decreased 9.0% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a decrease in demand from our partners in Europe. For the three months ended September 30, 2026, sales in Europe as a percentage of total international sales decreased to 80.6% from 84.4% during the comparable period in 2025.

Cost of revenue and gross profit

	Three months ended
	September 30,		Change 2026 vs. 2025
(dollar amounts in thousands)	2026	2025	$	%
Cost of revenue	$43,185	$42,925	$260	0.6%
Gross profit	$34,008	$36,165	$(2,157)	-6.0%
Gross margin percentage	44.1%	45.7%

Cost of revenue increased $0.3 million, or 0.6%, for the three months ended September 30, 2026 from the three months ended September 30, 2025 due primarily to an increase in the number of systems sold.

Gross margin percentage decreased to 44.1% for the three months ended September 30, 2026 from 45.7% for the three months ended September 30, 2025. The decrease was driven by lower average selling prices and channel mix.

Research and development expense

	Three months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Research and development expense	$5,404	$4,840	$564	11.7%	7.0%	6.1%

Research and development expense increased $0.6 million, or 11.7%, for the three months ended September 30, 2026 from the three months ended September 30, 2025. This increase was due primarily to product development costs and investments to support growth from new products.

Sales and marketing expense

	Three months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Sales and marketing expense	$18,885	$20,629	$(1,744)	-8.5%	24.5%	26.1%

Sales and marketing expense decreased $1.7 million, or 8.5%, for the three months ended September 30, 2026 from the three months ended September 30, 2025. This decrease was primarily due to a decrease of $1.2 million in media and advertising costs and a $0.9 million reduction in personnel costs. For the three months ended September 30, 2026, we spent $6.2 million in media and advertising costs versus $7.4 million in the comparable period in 2025.

General and administrative expense

	Three months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
General and administrative expense	$14,744	$16,131	$(1,387)	-8.6%	19.1%	20.4%

General and administrative expense decreased $1.4 million, or 8.6%, for the three months ended September 30, 2026 from the three months ended September 30, 2025, primarily due to a decrease of $1.8 million in legal settlement costs incurred in the comparable period in 2025, partially offset by an increase of $0.6 million in restructuring-related costs.

Impairment charge

	Three months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Impairment charge	$10,559	$—	$10,559	100.0%	13.7%	0.0%

Impairment charge for the three months ended September 30, 2026 was the result of a drop in our public stock price, which resulted in an impairment charge to goodwill.

Other income, net

	Three months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Interest income, net	$870	$1,070	$(200)	-18.7%	1.1%	1.4%
Other income, net	73	606	(533)	-88.0%	0.1%	0.8%
Total other income, net	$943	$1,676	$(733)	-43.7%	1.2%	2.1%

Total other income, net decreased $0.7 million, or 43.7%, for the three months ended September 30, 2026 from the three months ended September 30, 2025, primarily due to a decrease in net foreign currency transaction gains.

Income tax provision (benefit)

	Three months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Provision (benefit) for income taxes	$153	$(146)	$299	-204.8%	0.2%	-0.2%
Effective income tax rate	-1.0%	3.9%

Provision (benefit) for income taxes increased $0.3 million, or 204.8%, for the three months ended September 30, 2026 from the three months ended September 30, 2025. Income taxes in the current period were attributable to foreign taxes and minimum state taxes. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods.

Our effective tax rate for the three months ended September 30, 2026 decreased compared to the three months ended September 30, 2025. The decrease in the effective tax rate from the prior year was attributable to changes in the forecast pretax income/(loss).

Loss from continuing operations

	Three months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Loss from continuing operations	$(14,794)	$(3,613)	$(11,181)	-309.5%	-19.2%	-4.6%

Loss from continuing operations increased $11.2 million, or 309.5%, for the three months ended September 30, 2026 from the three months ended September 30, 2025. The increase in loss from continuing operations was primarily related to the impairment charge to goodwill.

Loss from discontinued operations, net of tax

	Three months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Loss from discontinued operations, net of tax	$(1,361)	$(1,681)	$320	19.0%	-1.8%	-2.1%

Loss from discontinued operations, net of tax decreased $0.3 million, or 19.0%, for the three months ended September 30, 2026 from the three months ended September 30, 2025.

Comparison of nine months ended September 30, 2026 and 2025

Revenue

	Nine months ended
	September 30,		Change 2026 vs. 2025
(dollar amounts in thousands)	2026	2025	$	%
Revenue	$233,122	$226,732	$6,390	2.8%

Revenue increased $6.4 million, or 2.8%, for the nine months ended September 30, 2026 from the nine months ended September 30, 2025. The increase was primarily attributable to higher demand in our international markets as well as the favorable impact of foreign exchange rates in the first half of 2026, partially offset by channel mix within the U.S. We sold approximately 151,500 portable units during the nine months ended September 30, 2026 compared to approximately 138,400 portable units sold during the nine months ended September 30, 2025, an increase of 9.5%.

	Nine months ended
(dollar amounts in thousands)	September 30,		Change 2026 vs. 2025		% of Revenue
Revenue by geographic region	2026	2025	$	%	2026	2025
U.S. sales	$119,257	$120,421	$(1,164)	-1.0%	51.2%	53.1%
International sales	113,865	106,311	7,554	7.1%	48.8%	46.9%
Total revenue	$233,122	$226,732	$6,390	2.8%	100.0%	100.0%

U.S. sales decreased 1.0% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to channel mix versus the comparable period in 2025.

International sales increased 7.1% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to our geographic expansion efforts as well as the impact of favorable foreign exchange rates in the first half of 2026. For the nine months ended September 30, 2026, sales in Europe as a percentage of total international sales decreased to 84.7% from 85.1% during the comparable period in 2025.

Cost of revenue and gross profit

	Nine months ended
	September 30,		Change 2026 vs. 2025
(dollar amounts in thousands)	2026	2025	$	%
Cost of revenue	$128,311	$124,477	$3,834	3.1%
Gross profit	$104,811	$102,255	$2,556	2.5%
Gross margin percentage	45.0%	45.1%

Cost of revenue increased $3.8 million, or 3.1%, for the nine months ended September 30, 2026 from the nine months ended September 30, 2025 due primarily to an increase in the number of systems sold.

Gross margin percentage decreased slightly to 45.0% for the nine months ended September 30, 2026 from 45.1% for the nine months ended September 30, 2025. The decrease was driven by lower average selling prices and channel mix, partially offset by manufacturing cost leverage from higher units sold and lower cost premiums associated with open-market purchases of semiconductor chips used in our portable oxygen concentrators and reduced warranty-related costs resulting from product quality improvements.

Research and development expense

	Nine months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Research and development expense	$16,372	$14,083	$2,289	16.3%	7.0%	6.2%

Research and development expense increased $2.3 million, or 16.3%, for the nine months ended September 30, 2026 from the nine months ended September 30, 2025. This increase was due primarily to increased product development and investments to support growth from new products.

Sales and marketing expense

	Nine months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Sales and marketing expense	$60,372	$61,250	$(878)	-1.4%	25.9%	27.0%

Sales and marketing expense decreased $0.9 million, or 1.4%, for the nine months ended September 30, 2026 from the nine months ended September 30, 2025. This decrease was primarily due to a decrease of $2.6 million in personnel costs. For the nine months ended September 30, 2026, we spent $22.7 million in media and advertising costs versus $22.4 million in the comparable period in 2025.

General and administrative expense

	Nine months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
General and administrative expense	$45,974	$45,378	$596	1.3%	19.7%	20.0%

General and administrative expense increased $0.6 million, or 1.3%, for the nine months ended September 30, 2026 from the nine months ended September 30, 2025, primarily due to an increase of $1.7 million in restructuring-related costs and $1.0 million in stockholder engagement and proxy defense costs.

Impairment charge

	Nine months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Impairment charge	$10,559	$—	$10,559	100.0%	4.5%	0.0%

Impairment charge for the nine months ended September 30, 2026 was the result of a drop in our public stock price, which resulted in an impairment charge to goodwill.

Other income, net

	Nine months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Interest income, net	$2,611	$3,222	$(611)	-19.0%	1.1%	1.4%
Other income, net	262	1,663	(1,401)	-84.2%	0.1%	0.7%
Total other income, net	$2,873	$4,885	$(2,012)	-41.2%	1.2%	2.2%

Total other income, net decreased $2.0 million, or 41.2%, for the nine months ended September 30, 2026 from the nine months ended September 30, 2025, primarily due to a decrease in net foreign currency transaction gains.

Income tax benefit

	Nine months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Benefit for income taxes	$(175)	$(396)	$221	-55.8%	-0.1%	-0.2%
Effective income tax rate	0.7%	2.9%

Benefit for income taxes decreased $0.2 million, or 55.8%, for the nine months ended September 30, 2026 from the nine months ended September 30, 2025 primarily due to a lower U.S. tax benefit and changes in pretax income (losses) for our foreign jurisdictions. We continued to record a valuation allowance on the use of deferred tax assets in the current and prior periods.

Our effective tax rate for the nine months ended September 30, 2026 decreased compared to the nine months ended September 30, 2025. The decrease in the effective tax rate from the prior year was attributable to changes in the forecast pretax income/(loss).

Loss from continuing operations

	Nine months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Loss from continuing operations	$(25,418)	$(13,175)	$(12,243)	-92.9%	-10.9%	-5.8%

Loss from continuing operations increased $12.2 million, or 92.9%, for the nine months ended September 30, 2026 from the nine months ended September 30, 2025. The increase in loss from continuing operations was primarily related to impairment charge to goodwill.

Loss from discontinued operations, net of tax

	Nine months ended
	September 30,		Change 2026 vs. 2025		% of Revenue
(dollar amounts in thousands)	2026	2025	$	%	2026	2025
Loss from discontinued operations, net of tax	$(2,911)	$(2,445)	$(466)	-19.1%	-1.2%	-1.1%

Loss from discontinued operations, net of tax increased $0.5 million, or 19.1%, for the nine months ended September 30, 2026 from the nine months ended September 30, 2025.

Liquidity and capital resources

As of September 30, 2026, we had cash and cash equivalents of $81.8 million and marketable securities of $15.0 million. Our principal uses of cash are funding our capital purchases, operations, and other working capital requirements and, from time to time, the acquisition of businesses. Over the past several years, our cash flows from customer collections have remained consistent and our annual cash provided by operating activities has generally been a significant source of capital to the business.

On November 2, 2026, we completed the Transaction for an aggregate purchase price of up to $24.8 million, payable in six installments commencing on January 4, 2027 and subject to a post-closing reconciliation based on the actual assets transferred and administrative fees for patient transfers completed following the closing. Because the consideration is payable over time, we are subject to the credit risk of Rotech. If Rotech fails to make, delays, or disputes any installment payment, or if the post-closing reconciliation results in lower consideration than we anticipate, including because fewer patients transfer than we expect, we may receive less than the full consideration.

We expect to incur cash expenditures in connection with the cost reduction program, primarily related to employee severance and other termination-related costs, facility-related costs and other implementation costs. We are currently evaluating the amount and timing of these expenditures and are unable to reasonably estimate such amounts at this time. While implementation of the program is expected to result in near-term cash expenditures, we expect the program to generate approximately $20 million of annualized cost savings, with approximately half of the savings to be realized in the fourth quarter of 2026 and the remainder throughout 2027.

We may need to raise additional funds to support our investing operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders. We believe that our current cash, cash equivalents, and marketable securities and the cash to be generated from expected product sales will be sufficient to meet our projected operating and investing requirements for at least the next 12 months.

The following tables show a summary of our cash flows and working capital of continuing operations for the periods and as of the dates indicated:

	Nine months ended
(amounts in thousands)	September 30,		Change 2026 vs. 2025
Summary of consolidated cash flows	2026	2025	$	%
Cash used in operating activities of continuing operations	$(13,610)	$(20,398)	$6,788	33.3%
Cash used in investing activities of continuing operations	(410)	(18,226)	17,816	97.8%
Cash (used in) provided by financing activities	(11,186)	24,369	(35,555)	-145.9%

(amounts in thousands)	September 30,	December 31,
Summary of working capital	2026	2025
Total current assets	$187,751	$192,308
Total current liabilities	70,265	58,678
Net working capital	$117,486	$133,630

Operating activities of continuing operations

We derive operating cash flows from cash collected from the sales of our products. These cash flows received are partially offset by our use of cash for operating expenses to support the growth of our business.

Net cash used in operating activities for the nine months ended September 30, 2026 consisted primarily of our net loss from continuing operations of $25.4 million, partially offset by non-cash adjustment items consisting mainly of depreciation of equipment and leasehold improvements and amortization of intangibles of $6.6 million, stock-based compensation expense of $5.4 million, provision for sales returns and doubtful accounts of $5.2 million, and an impairment charge of $10.6 million. The net changes in operating assets and liabilities resulted in net cash used of $16.7 million, primarily related to higher accounts receivable due to the timing of sales within the quarter.

Net cash used in operating activities for the nine months ended September 30, 2025 consisted primarily of our net loss from continuing operations of $13.2 million, partially offset by non-cash adjustment items consisting mainly of depreciation of equipment and leasehold improvements and amortization of intangibles of $6.6 million, stock-based compensation expense of $6.1 million, and provision for sales returns and doubtful accounts of $4.9 million. The net changes in operating assets and liabilities resulted in net cash used of $25.9 million, which included the payment of the earnout liability of $9.8 million and legal and settlement expenses of $2.4 million.

Investing activities of continuing operations

Net cash used in investing activities generally includes the purchases of property and equipment, acquisitions, and intangibles to support our expanding business as well as purchases of marketable securities.

For the nine months ended September 30, 2026, we invested $20.9 million in the purchases of marketable securities and $1.2 million for the purchases of property and equipment, partially offset by $ 21.7 million we received from maturities of marketable securities.

For the nine months ended September 30, 2025, we invested $22.7 million in the purchase of marketable securities and $1.5 million for the purchases of property and equipment, partially offset by $6.0 million we received from maturities of marketable securities.

Financing activities

We have funded our operations through our sales and the issuance of preferred and common stock.

For the nine months ended September 30, 2026, net cash used in financing activities consisted of $11.2 million of share repurchases and $0.7 million payment of employment taxes related to the vesting of RSUs, partially offset by proceeds of $0.7 million received from employee stock purchases under our ESPP.

For the nine months ended September 30, 2025, net cash provided by financing activities consisted of $27.2 million of proceeds from issuance of common stock to an affiliate of Yuwell, $1.0 million received from employee stock purchases under our ESPP, partially offset by the payment of the earnout liability of $3.2 million, and employment taxes related to the vesting of RSUs of $0.6 million.

Share repurchase program

On February 20, 2026, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30.0 million of our outstanding common stock. On September 28, 2026, our Board of Directors approved an amendment to increase the aggregate repurchase authorization to $45.0 million and to extend the program's expiration date from December 31, 2027 to June 30, 2028. The program, as amended, expires on June 30, 2028, or when the maximum authorized dollar amount has been utilized, whichever occurs first. Repurchases under the program may be made from time to time through open market purchases at prevailing market prices, in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The share repurchase program does not obligate us to make any repurchases and may be modified, suspended, or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements. For the nine months ended September 30, 2026, we repurchased and retired 1,786,850 shares of our common stock for a total of $11.2 million. As of September 30, 2026, $18.8 million remained available under the program for future repurchases before giving effect to the amendment. For additional information, please see Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q.

Non-GAAP financial measures

We supplement the reporting of our financial information determined under U.S. GAAP with certain non-GAAP financial measures, including adjusted gross profit; adjusted sales and marketing expense; adjusted research and development expense; adjusted general and administrative expense; adjusted impairment charge; adjusted operating income (loss); adjusted net earnings (loss) from continuing operations; and adjusted net earnings (loss) per diluted share from continuing operations. Adjusted EBITDA has also historically been used by management and provided to investors as a supplemental measure for evaluating operating performance. Beginning in the third quarter of 2026 and following the divestiture of our rental business, we are using adjusted net earnings (loss) and adjusted diluted earnings (loss) per share as our primary non-GAAP profitability measures for purposes of communicating our financial outlook. Management believes adjusted net earnings (loss) and adjusted diluted earnings (loss) per share provide more useful information regarding our go-forward financial performance and aligns with how management evaluates the performance and prospects of the continuing business.

Management believes adjusted measures described above are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses and provide meaningful information to assist investors and shareholders in understanding our financial results and assessing our prospects for future performance. Management also uses these non-GAAP financial measures for reviewing the operating results and analyzing potential future business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP financial measures.

In addition, we believe these adjusted metrics and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance. Other companies, including companies in our industry, may calculate these adjusted measures differently, which reduces their usefulness as a comparative measure.

These adjusted financial measures should not be considered in isolation or as a substitute for reported gross profit, selling and marketing expense, research and development expense, general and administrative expense, impairment charge; operating income (loss), net earnings (loss) from continuing operations, and net earnings (loss) per diluted share from continuing operations, the most directly comparable GAAP financial measures. These non-GAAP financial measures are an additional way of viewing aspects of our operations when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures at the end of the discussion of Results of Operations below. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. The weighted-average diluted shares outstanding used in the calculation of adjusted net earnings (loss) per diluted share from continuing operations are the same as those used in the calculation of reported net earnings (loss) per diluted share from continuing operations for the respective period.

The following are examples of the types of adjustments that may be included in a period:

•
Amortization of intangible assets. Periodic amortization expense related to purchased intangible assets.
•
Stock-based compensation. Non-cash compensation expense associated with equity awards granted to employees and directors that may vary based on factors that are not directly related to our operating performance during the period, including the timing, valuation and vesting of equity awards and fluctuations in our stock price.
•
Restructuring-related charges. Costs associated with workforce reductions and associated costs and other restructuring-related activities.
•
Stockholder engagement and proxy defense costs. Includes third-party advisory, legal, and other professional fees in connection with stockholder engagement matters and proxy-related activities that are separate from our ordinary-course investor relations activities.
•
Impairment charge. Non-cash charges recognized to reduce the carrying value of goodwill, intangible assets, long-lived assets, or other assets when their carrying amounts are determined not to be recoverable or to exceed their estimated fair values, as applicable.
•
Legal and settlement expenses. Legal fees, settlement costs, and other expenses associated with certain litigation, disputes, regulatory matters, or other legal proceedings that management considers outside the ordinary course of our operations.
•
Income tax impact of adjustments. Represents the tax impact related to the non-GAAP adjustments listed above.

The following tables present a reconciliation of the most comparable U.S. GAAP measure, for each of the periods indicated:

	Three months ended September 30, 2026
Non-GAAP Financial Metrics	Gross Profit	Research and Development	Sales and Marketing	General and Administrative	Impairment charge	Loss from Operations	Loss from continuing operations	Diluted EPS from continuing operations
Financial Results (GAAP)	$34,008	$5,404	$18,885	$14,744	$10,559	$(15,584)	$(14,794)	$(0.56)
Reported percent net sales	44.1%	7.0%	24.5%	19.1%	13.7%	(20.2%)	(19.2%)
Non-GAAP adjustments:
Amortization of intangibles	—	868	310	57	—	1,235	1,235	0.05
Stock-based compensation	97	127	147	1,387	—	1,758	1,758	0.07
Restructuring-related charges	—	—	—	601	—	601	601	0.02
Stockholder engagement and proxy defense costs (1)	—	—	—	223	—	223	223	0.01
Impairment charges	—	—	—	—	10,559	10,559	10,559	0.40
Income tax impact of adjustments (2)	—	—	—	—	—	—	—	—
Adjusted	$34,105	$4,409	$18,428	$12,476	$-	$(1,208)	$(418)	$(0.02)
Adjusted percent net sales	44.2%	5.7%	23.9%	16.2%	0.0%	(1.6%)	(0.5%)

	Three months ended September 30, 2025
Non-GAAP Financial Metrics	Gross Profit	Research and Development	Sales and Marketing	General and Administrative	Impairment charge	Loss from Operations	(Loss) earnings from continuing operations	Diluted EPS from continuing operations
Financial Results (GAAP)	$36,165	$4,840	$20,629	$16,131	$-	$(5,435)	$(3,613)	$(0.13)
Reported percent net sales	45.7%	6.1%	26.1%	20.4%	0.0%	(6.9%)	(4.6%)
Non-GAAP adjustments:
Amortization of intangibles	—	876	352	57	—	1,285	1,285	0.05
Stock-based compensation	135	72	171	1,357	—	1,735	1,735	0.06
Legal settlement and expenses	—	—	—	1,784	—	1,784	1,784	0.07
Income tax impact of adjustments (2)	—	—	—	—	—	—	—	—
Adjusted	$36,300	$3,892	$20,106	$12,933	$-	$(631)	$1,191	$0.04
Adjusted percent net sales	45.9%	4.9%	25.4%	16.4%	0.0%	(0.8%)	1.5%

	Nine months ended September 30, 2026
Non-GAAP Financial Metrics	Gross Profit	Research and Development	Sales and Marketing	General and Administrative	Impairment charge	Loss from Operations	Loss from continuing operations	Diluted EPS from continuing operations
Financial Results (GAAP)	$104,811	$16,372	$60,372	$45,974	$10,559	$(28,466)	$(25,418)	$(0.94)
Reported percent net sales	45.0%	7.0%	25.9%	19.7%	4.5%	(12.2%)	(10.9%)
Non-GAAP adjustments:
Amortization of intangibles	—	2,633	978	171	—	3,782	3,782	0.14
Stock-based compensation	351	397	246	4,423	—	5,417	5,417	0.20
Restructuring-related charges	—	—	—	1,731	—	1,731	1,731	0.06
Stockholder engagement and proxy defense costs (1)	—	—	—	1,012	—	1,012	1,012	0.04
Impairment charges	—	—	—	—	10,559	10,559	10,559	0.39
Income tax impact of adjustments (2)	—	—	—	—	—	—	—	—
Adjusted	$105,162	$13,342	$59,148	$38,637	$-	$(5,965)	$(2,917)	$(0.11)
Adjusted percent net sales	45.1%	5.7%	25.4%	16.6%	0.0%	(2.6%)	(1.3%)

	Nine months ended September 30, 2025
Non-GAAP Financial Metrics	Gross Profit	Research and Development	Sales and Marketing	General and Administrative	Impairment charge	Loss from Operations	Loss from continuing operations	Diluted EPS from continuing operations
Financial Results (GAAP)	$102,255	$14,083	$61,250	$45,378	$-	$(18,456)	$(13,175)	$(0.50)
Reported percent net sales	45.1%	6.2%	27.0%	20.0%	0.0%	(8.1%)	(5.8%)
Non-GAAP adjustments:
Amortization of intangibles	—	2,512	958	162	—	3,632	3,632	0.14
Stock-based compensation	431	236	548	4,908	—	6,123	6,123	0.23
Legal settlement and expenses	—	—	—	1,784	—	1,784	1,784	0.07
Income tax impact of adjustments (2)	—	—	—	—	—	—	—	—
Adjusted	$102,686	$11,335	$59,744	$38,524	$-	$(6,917)	$(1,636)	$(0.06)
Adjusted percent net sales	45.3%	5.0%	26.4%	17.0%	0.0%	(3.1%)	(0.7%)

(1) Represents third-party advisory, legal, and other professional fees incurred in connection with stockholder engagement matters and proxy-related activities that are separate from our ordinary-course investor relations activities.

(2) No income tax effect has been recorded for the non-GAAP adjustments due to the valuation allowance recorded against our domestic and certain foreign deferred tax assets.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a system of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported accurately and completely within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions over time, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

In connection with the planned divestiture of our Rental Business, during the quarter we implemented additional internal controls over financial reporting related to the accounting and financial reporting for the transaction, including controls over discontinued operations, assets held for sale, transaction-related costs, allocation of certain expenses, and related financial statement presentation and disclosures. These changes were designed to address the financial reporting risks associated with the Transaction.

Except for the changes described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as filed with the SEC on May 8, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2025 Annual Report on Form 10-K filed with the SEC on February 27, 2026 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 filed with the SEC on May 8, 2026 and August 7, 2026, respectively, which are incorporated by reference herein, except for the risk factors set forth below.

We may not realize the anticipated benefits of the sale of our Rental Business, and the sale exposes us to risks that could adversely affect our business, financial condition, and results of operations.

On November 2, 2026, we completed the sale of certain assets of our Rental Business to Rotech pursuant to the Purchase Agreement. The consideration for the sale consists of an aggregate purchase price of up to $24.8 million, payable in six installments commencing on January 4, 2027 and subject to a post-closing reconciliation based on the actual assets transferred and administrative fees for patient transfers completed following the closing. Because the consideration is payable over time, we are subject to the credit risk of Rotech. If Rotech fails to make, delays, or disputes any installment payment, or if the post-closing reconciliation results in lower consideration than we anticipate, including because fewer patients transfer than we expect, we may receive less than the full consideration, we may be required to reduce the estimated gain on the sale that we expect to recognize in the fourth quarter of 2026 or recognize a loss, and we may incur costs to enforce our rights under the Purchase Agreement.

We retained certain assets and liabilities of the Rental Business that were not included in the sale, including accounts receivable and liabilities arising from the operation of the Rental Business before the closing. These retained liabilities may include obligations related to billing and reimbursement for rental services provided before the closing; refunds, recoupments, or overpayment demands resulting from audits or reviews by Medicare, Medicaid, or other third-party payors; and claims by patients or other third parties. We may be unable to collect the retained accounts receivable in the amounts or on the timing we expect. In addition, we made representations and warranties and agreed to covenants and indemnification obligations in the Purchase Agreement, and we may be subject to claims by Rotech for any breach. Any of these liabilities or claims could exceed our estimates and adversely affect our results of operations and cash flows.

The transition of rental patients to Rotech requires coordination among us, Rotech, prescribers, and patients, and must be completed in compliance with applicable laws, including the Health Insurance Portability and Accountability Act of 1996 and state privacy laws, and with payor requirements. Delays or disruptions in the patient transition, or any interruption in patients’ access to oxygen therapy, could reduce the administrative fees we receive and could result in regulatory scrutiny, claims, or harm to our reputation with patients, prescribers, and payors.

The Rental Business generated rental revenue of $35.6 million for the nine months ended September 30, 2026. Following the sale, we no longer generate rental revenue and will be more dependent on sales of our portable and stationary oxygen concentrators, Simeox, Aurora CPAP masks, and related products. We may be unable to reduce corporate overhead and other costs previously supported by the Rental Business in a timely manner or at all, which could adversely affect our operating margins. The sale may also affect our relationships with patients, prescribers, and other partners who previously interacted with us through the Rental Business. In addition, the sale and the related transition activities may divert management’s attention from our continuing operations.

We continue to maintain our home medical equipment accreditation to support patient access to the Simeox airway clearance system and potentially other future products. Maintaining this accreditation and our related Medicare supplier enrollment requires ongoing compliance with applicable supplier and accreditation standards, and changes to our operations following the sale could affect our ability to maintain our accreditation or enrollment. Our ability to obtain reimbursement coverage and payment for Simeox in the United States also remains uncertain. If we are unable to maintain our accreditation or enrollment, or to obtain reimbursement for Simeox or other products, we may not realize the anticipated benefits of retaining our home medical equipment accreditation.

We may not achieve the anticipated cost savings or other benefits of our cost reduction program, and the program may disrupt our business.

On November 5, 2026, our Board of Directors approved a cost reduction program designed to align our cost structure and organizational resources with our go-forward operations following the sale of the Rental Business. We expect the program to generate approximately $20 million of annualized cost savings, with approximately half of the savings to be realized in the fourth quarter of 2026 and the remainder throughout 2027, and we expect the program to be substantially completed by the end of 2027. These expectations are based on estimates and assumptions that may prove inaccurate, and we may be unable to implement the program on the timeline or at the cost we expect, or to realize the anticipated savings in full or at all. We may incur restructuring charges, including severance and other employee-related costs, that are greater than we anticipate, and we may incur unexpected costs or need to make additional investments that offset any savings. The program may also result in the loss of key employees and institutional knowledge, reduced employee morale and productivity, disruptions to our operations, including our sales, research and development, quality, and regulatory compliance functions, and diversion of management’s attention from our business. Any of these events could adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

Not applicable.

Issuer purchases of equity securities

The following table provides information about purchases by us of our common stock during the three months ended September 30, 2026:

				(amounts in thousands)
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2026 through July 31, 2026	192,100	$6.50	192,100	$21,300
August 1, 2026 through August 31, 2026	212,600	5.88	212,600	20,000
September 1, 2026 through September 30, 2026	237,000	5.27	237,000	18,800
Total	641,700	$5.84	641,700	$18,800

(1) In February 2026, our Board of Directors authorized a share repurchase program under which we may repurchase up to $30.0 million of our outstanding common stock. The program expires on December 31, 2027, or when the maximum authorized dollar amount has been utilized, whichever occurs first. The share repurchase program does not obligate us to make any repurchases and may be modified, suspended, or terminated by us at any time without prior notice. Effective November 2, 2026, the aggregate repurchase authorization was increased to $45.0 million and the program’s expiration date was extended to June 30, 2028. All other terms of the program remain unchanged.

(2) The total number of shares purchased as part of the publicly announced program were all purchased pursuant to the February 2026 authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or Section 16 reporting officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

Item 6. Exhibits

Incorporated
		Incorporated	by Reference
Exhibit		by Reference	From Exhibit	Date
Number	Description	From Form	Number	Filed

2.1#*	Asset Purchase Agreement, dated September 29, 2026, by and between the Company and Rotech Healthcare Inc.	Filed herewith

10.1+	Employment and Severance Agreement by and between the Company and Andrew Reding, effective as of July 6, 2026	8-K	10.1	07/01/26

10.2+	Form of Inducement Award Restricted Stock Unit Agreement - Time Based	S-8	99.1	07/24/26

10.3+	Amendment to Employment and Severance Agreement by and between the Company and Andy Reding, effective as of October 30, 2026	8-K	10.1	11/05/26

31.1	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of this Quarterly Report on Form 10-Q, formatted in inline XBRL.

+ Indicates a management contract or compensatory plan.

# Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K, and certain identified information has been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K because it is both not material and is the type of information that the Company treats as private or confidential. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit, and an unredacted copy of the agreement, to the SEC upon request.

* Certain personally identifiable information, marked by brackets and asterisks, has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

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

inogen, inc.

Dated:	November 9, 2026	By:	/s/ Andrew Reding
Andrew Reding
Chief Executive Officer President Director (Principal Executive Officer)

Dated:	November 9, 2026	By:	/s/ Jason Richardson
Jason Richardson
Executive Vice President Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)